Form 10-Q
period 2026-06-30
TCW Specialty Lending IX LLC
filed 2026-08-12
CIK 2107057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56820

TCW SPECIALTY LENDING IX LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-3391704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA

02116

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 936-2275

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable

Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2026 was 10.

TCW SPECIALTY LENDING IX LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

TCW SPECIALTY LENDING IX LLC

Statements of Assets and Liabilities

June 30, 2026

	As of June 30,	As of March 10,
	2026	2026
	(unaudited)	(Inception)
Assets
Cash	$1,000	$1,000
Organizational costs due from related party	230,007	—
Deferred offering costs	110,964	—
Directors' fees receivable from related party	46,575	—
Other assets due from related party	3,504	—
Total Assets	$392,050	$1,000
Liabilities
Organizational costs payable to related party	$230,007	$—
Offering costs payable to related party	110,964	—
Directors' fees payable to related party	46,575	—
Other liabilities payable to related party	3,504	—
Total Liabilities	$391,050	$—
Commitments and Contingencies (Note 4)
Member’s Capital
Units (10 units issued and outstanding, respectively)	1,000	1,000
Total Member’s Capital	$1,000	$1,000
Total Liabilities and Member’s Capital	$392,050	$1,000
Net Asset Value Per Unit (accrual base)	$100.00	$100.00

The accompanying notes are an integral part of these financial statements.

TCW SPECIALTY LENDING IX LLC

Statements of Operations (Unaudited)

June 30, 2026

For the period from March 10, 2026 (Inception) to June 30, 2026
Expenses
Organizational costs	$230,007
Directors’ fees	46,575
Other expenses	3,504
Total expenses	280,086
Expenses reimbursed by the Investment Adviser	(280,086)
Net investment income	$—
Net increase in Member’s Capital from operations	$—

The accompanying notes are an integral part of these financial statements.

TCW SPECIALTY LENDING IX LLC

Statements of Changes in Member's Capital (Unaudited)

June 30, 2026

For the period from March 10, 2026 (Inception) to June 30, 2026
Increase in Member’s Capital Resulting from Capital Activity
Contributions	$—
Total Increase in Member’s Capital Resulting from Capital Activity	—
Total Increase in Member’s Capital	—
Member’s Capital, beginning of period	$1,000
Member’s Capital, end of period	$1,000

The accompanying notes are an integral part of these financial statements.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited)

June 30, 2026

1.
Organization and Basis of Presentation

Organization: TCW Specialty Lending IX LLC (the “Company” or “Fund IX”) was formed as a Delaware limited liability company on January 5, 2026. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On March 10, 2026 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. (the “TCW”). As of June 30, 2026, no operations have occurred other than the sale of the Units to TAMCO.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to meet the minimum distribution and other requirements for RIC qualification and to comply with certain regulatory requirements.

The Company anticipates commencing its loan origination and investment activities on the date it issues Units to persons not affiliated with the Company’s adviser (the “Initial Closing Date”). The Company expects the Initial Closing Date to occur in the third quarter of 2026.

Term: The term of the Company will continue until the sixth anniversary of the final date on which the Company accepts subscription agreements and issues Units (the “Final Closing Date”).

Investment Objective: The Company will seek to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers to generate current income while preserving capital.

The Company commenced operations during the first quarter of fiscal year 2026, but did not have any investment activity during the period from March 10, 2026 (Inception) to June 30, 2026.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The statement of cash flows has not been included as there was minimal cash activity during the period from March 10, 2026 (Inception) to June 30, 2026. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

Use of Estimates: The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of assets and liabilities. Actual results could differ from those estimates, and such differences could be material.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Member’s Capital at the end of the period during which the Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. If the initial offering is not successful, the organizational and offering costs will be borne by the Adviser or its affiliates. As there has been no formal commitment of capital of external capital as of June 30, 2026, all such costs have either been deferred or are receivables from TAMCO. For the period from March 10, 2026 (Inception) to June 30, 2026, the Company has incurred $230,007 of organizational costs, all of which are currently reimbursable from the Adviser (as defined in Note 2). As of June 30, 2026, the Company had $110,964 of deferred offering costs which will be charged to Member's Capital at the end of the Closing Period.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

2.
Significant Accounting Policies (Continued)

Directors’ Fees: Fees payable to the Company’s directors are expensed as incurred. For the period from March 10, 2026 (Inception) to June 30, 2026, the Company has incurred $46,575 of directors’ fees, all of which are currently reimbursable from the Adviser.

Cash: Cash is comprised of cash in a bank account.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2026. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to the holders of the Company’s Units (the “Unitholders”) as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

New Accounting Standards: Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.
Agreements and Related Party Transactions

Advisory Agreement: The Company will enter into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with TCW Asset Management Company LLC (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement will remain effective for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s board of directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser.

The Advisory Agreement may be terminated by either party, by vote of the Company’s board of directors or by a vote of the majority of the Company’s outstanding voting units or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Adviser a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

Pursuant to the Advisory Agreement, the Adviser will:

•
determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determine the assets the Company will originate, purchase, retain or sell;
•
close, monitor and administer the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provide the Company such other investment advice, research and related services as the Company may, from time to time, require.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

3.
Agreements and Related Party Transactions (Continued)

The Company will pay to the Adviser an annual management fee in cash (the “Management Fee”) quarterly in arrears calculated as follows: 0.25% (i.e., 1.0% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee payable for any partial month or quarter will be appropriately pro-rated.

For the period from March 10, 2026 (Inception) to June 30, 2026, no Management Fees have been incurred.

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)
First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Units;
(b)
Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to a 6.0% internal rate of return on their aggregate capital contributions in respect of all Units (the “Hurdle”);
(c)
Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 12.5% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and
(d)
Thereafter, the Adviser will be entitled to an Incentive Fee equal to 12.5% of additional amounts otherwise distributable to Unitholders, with the remaining 87.5% distributed to the Unitholders.

For the period from March 10, 2026 (Inception) to June 30, 2026, no Incentive Fees have been incurred.

Administrative Agreement: The Company will enter into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with BDC and RIC rules, monitor the payment of the Company’s expenses, oversee the performance of administrative and professional services rendered to the Company by others, be responsible for the financial and other records that the Company is required to maintain, prepare and disseminate reports to the Company’s Unitholders and reports and other materials to be filed with the SEC or other regulators, assist the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value, oversee the preparation and filing of the Company’s tax returns, generally oversee the payment of the Company’s expenses and provide such other services as the Administrator, subject to review of board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

3.
Agreements and Related Party Transactions (Continued)

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to the Company Expenses Limitation (as defined herein). The Administrator agrees that it will not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to us or any of the Company’s Unitholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

3.
Agreements and Related Party Transactions (Continued)

Expenses: Subject to the Company Expenses Limitation (as defined below), the Company and indirectly our Unitholders, shall bear and be responsible for all costs, expenses and liabilities, other than the Adviser Operating Expenses (as defined below, which shall be borne by the Adviser), in connection with the organization, operations, administration and transactional or potential transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating the Company’s net asset value (“NAV”) (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners and other similar professionals; provided that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, including payments based upon our allocable portion of the Administrator's overhead in performing its obligations, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administration and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any preferred units, as well as compensation of investor relations professionals responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

3.
Agreements and Related Party Transactions (Continued)

The Company will not bear more than (a) an amount equal to 10 basis points of the aggregate Commitments to the Company for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses (“Company Expenses Limitation”); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s net asset value (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carryforward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

“Adviser Operating Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Adviser or any of its affiliates, including the Company, in connection with maintaining and operating the Adviser’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing supervisory investment management services for the Company. For the avoidance of doubt, Adviser Operating Expenses include any expenses incurred by the Adviser or its affiliates in connection with the Adviser’s registration as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), or with its compliance as a registered investment adviser thereunder.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear, as set forth above, will be borne by the Adviser or its affiliates.

4.
Member's Capital

As of June 30, 2026, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO. No deemed distributions and contributions were processed during the period from March 10, 2026 (Inception) to June 30, 2026.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2026

5.
Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

6.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in member's capital from operations and changes in member's capital from Company share transactions, consistent with that presented within the accompanying financial statements to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Statements of Assets and Liabilities as member's capital, which consists of cash.

7.
Financial Highlights

The Unitholder total return, internal rate of return, and expense ratios have not been presented as they are not considered meaningful due to the lack of drawn capital and investment activity during the period.

8.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that require recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Specialty Lending IX LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Specialty Lending IX LLC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
our limited operating history;
•
potential illiquidity and lack of a viable trading market for our Units;
•
the ability of the Adviser to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by holders of our Units (“Unitholders”) and not by the Adviser;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
defaults by a substantial number of Unitholders or by one or more Unitholders who have made substantial Capital Commitments (as defined herein);
•
the impact of prepayment on the value of our investments;
•
the allocation of expenses in co-investments;
•
our reliance on the skill and expertise of the Adviser;
•
investments at different levels of a capital structure may expose us to additional risks;
•
conflicts of interest may arise between the Advisers, Other Clients (as defined herein) and certain of our portfolio companies;
•
we may be limited in our ability to engage in certain transactions with affiliates under the 1940 Act;
•
the use of borrowed money to finance a portion of our investments;
•
the speculative and illiquid nature of our investments;
•
operational risks;
•
uncertainty surrounding market and geopolitical risk;
•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;
•
our status as a non-diversified investment company may cause our net asset value to fluctuate;
•
collateral may consist of assets that may not be readily liquidated;
•
our investments may not be diversified;
•
a contraction of available credit could impair our lending and investment activities;

•
interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
our reliance upon unaffiliated co-lenders, consultants, service providers and other counterparties;
•
valuation risks;
•
the risks associated with indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles;
•
insolvencies of our portfolio companies;
•
potential lender liability proceedings;
•
additional risks associated with the highly levered portfolio companies in which we may invest;
•
the risks associated with the bridge financings, subordinated or mezzanine financings, unitranche loans, delayed draw facilities which we may make to portfolio companies;
•
loans to middle-market portfolio companies present a greater risk than loans to larger companies;
•
risks associated with payment-in-kind (“PIK”) interest and private credit;
•
investments in portfolio companies located outside of the U.S. may present additional risks;
•
we may be subject to risks in connection with the derivative instruments we use;
•
we will pay fees and expenses which will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment;
•
we may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations;
•
we may issue Preferred Units with separate rights and privileges;
•
compliance with current legal, tax and regulatory framework and changes thereto;
•
the costs associated with being a public entity;
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a BDC and the related tax implications;
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence poses to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Company's Amended Registration Statement on Form 10-12G/A that we filed with the SEC on March 19, 2026 and in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Overview

We were formed on January 5, 2026 as a limited liability company under the laws of the State of Delaware and operate pursuant to an amended and restated limited liability company agreement. We expect to conduct a private offering of our common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the Adviser, which we refer to as the “Initial Closing Date.” We expect the Initial Closing Date to occur in the third quarter of 2026.

We are an externally managed, closed-end, non-diversified management investment company, that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of June 30, 2026, we were in the development stage and have not commenced investment operations. Since inception, there has been no activity. TCW Asset Management Company (“TAMCO”), an affiliate of the TCW Group, Inc. has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. As of June 30, 2026, our efforts have been limited to organizational activities, the costs of which have been borne by the Adviser and its affiliates. We have agreed to repay the Adviser and its affiliates for organizational and offering expenses incurred up to a maximum amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company, in connection with the offering of the Units through the Closing Period, upon receipt of a formal commitment of external capital. If the initial offering is not successful, the Adviser or its affiliates will incur such costs. As there has been no formal commitment of external capital as of the date of issuance of these financial statements, no such costs have been recorded by us.

We commenced operations during the first quarter of fiscal year 2026, but we did not have any investment or cash activity during the period from March 10, 2026 (Inception) to June 30, 2026.

Revenues

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in North America. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of payment-in-kind ("PIK") interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination.

We will be primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will be mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an investment vehicle. While we will invest primarily in North American companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement. Subject to the Company Expenses Limitation (as defined below), we, and indirectly our Unitholders, bear and are responsible for all costs, expenses, and liabilities, other than Adviser Operating Expenses (which shall be borne by the Adviser) in connection with the organization, operations, administration and transactions or potential transactions of the Company (“Company Expenses”). Company Expenses include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with, monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners and other similar professionals; provided that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, Exchange Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, including payments based upon our allocable portion of the Administrator's overhead in performing its obligations, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administration and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any preferred units, as well as compensation of investor relations professionals responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, "no action" positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the LLC Agreement or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of us or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

Notwithstanding the foregoing, we will not bear more than (a) an amount equal to 10 basis points of the aggregate Commitments to the Company for organizational expenses and offering expenses in connection with the offering of Units through the Closing Period and (b) 12.5 basis points of the greater of total commitments or total assets computed annually for Company Expenses ("Company Expenses Limitation"); provided, that, any amount by which actual annual expenses in (b) exceed the Company Expenses Limitation shall be reimbursed to us by the Adviser in the year such excess is incurred with any partial year assessed and reimbursed on a pro rata basis; and provided, further, that in determining the Company Expenses subject to the Company Expenses Limitation in (b), the following expenses shall be excluded and shall be borne by the Company as incurred without regard to the Company Expenses Limitation in (b): the Management Fee, the Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts incurred in connection with the Company’s borrowings (including collateral agent (security trustee) fees, interest, bank fees, legal fees and other transactional expenses arising out of or related to any borrowing or borrowing facility and similar costs), transfer agent fees, federal, state and local taxes and other governmental charges assessed against the Company, out-of-pocket expenses of calculating the Company’s NAV (including the cost and expenses of any independent valuation firm engaged for that purpose and the costs and expenses of the valuation of the portfolio investments performed by the Company’s independent auditors in order to comply with applicable Public Company Accounting Oversight Board standards), out-of-pocket costs and expenses incurred in connection with arranging or structuring investments and their ongoing operations (including expenses and liabilities related to the formation and ongoing operations of any special purpose entity or entities in connection with an investment), out-of-pocket legal costs associated with any requests for exemptive relief, "no-action" positions or other guidance sought from a regulator pertaining to the Company, out-of-pocket costs and expenses relating to any reorganization or liquidation of the Company, directors and officers/errors and omissions liability insurance, and any extraordinary expenses (such as litigation expenses and indemnification payments). Notwithstanding the foregoing, amounts reimbursed pursuant to the Company Expenses Limitation in any year may be carried forward by the Adviser and recouped in future years where the Company Expenses Limitation is not exceeded but in no event will we carry forward to future periods the amount by which actual annual Company Expenses for a year exceed the Company Expenses Limitation for more than three years from the date on which such expenses were reimbursed.

All Adviser Operating Expenses and all expenses of the Company that the Company will not bear, as set forth above, will be borne by the Adviser or its affiliates.

We are permitted to enter into a credit facility. In connection with borrowings, our lenders may require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, each subscription agreement entered into with an investor contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Member’s Capital at the end of the period during which the Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. For the period from March 10, 2026 (Inception) to June 30, 2026 we have incurred $0.2 million of offering costs, all of which are currently reimbursable from the Adviser. As of June 30, 2026, we had $0.1 million of deferred offering costs which will be charged to member's capital at the end of the Closing Period.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026, we are in the development stage and have not commenced investment operations.

We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms.

Our primary use of cash is expected to be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of June 30, 2026, we have not commenced investment activity and there has been no lending or borrowing activity since inception.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Amended Registration Statement on Form 10-12G/A that we filed with the SEC on March 19, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

On March 10, 2026, we issued and sold 10 Units at an aggregate purchase price of $1,000 to TAMCO. It is expected that all Units will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

3.2

Limited Liability Company Agreement, dated January 30, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

3.3

Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

10.1

Investment Advisory and Management Agreement by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

10.2

Administration Agreement by and between the Company and TCW Asset Management Company LLC (incorporated by reference to Exhibit 10.3 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

10.3

License Agreement, by and between TCW Specialty Lending IX LLC and The TCW Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

10.4	Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

10.5

Custody Agreement, by and between TCW Specialty Lending IX LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

10.6

Subscription Agreement and Investor Questionnaire (Institutional) (incorporated by reference to Exhibit 10.7 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

10.7

Subscription Agreement and Investor Questionnaire (Individual) (incorporated by reference to Exhibit 10.8 to the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2026)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW SPECIALTY LENDING IX LLC
Date: August 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: August 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer