Form 10-Q
period 2026-09-30
TCW Specialty Lending IX LLC
filed 2026-11-13
CIK 2107057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2026 was 10.

TCW SPECIALTY LENDING IX LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

TCW SPECIALTY LENDING IX LLC

Statements of Assets and Liabilities

September 30, 2026

	As of September 30,	As of March 10,
	2026	2026
	(unaudited)	(Inception)
Assets
Cash	$1,000	$1,000
Organizational costs due from related party	230,007	—
Deferred offering costs	116,551	—
Directors' fees receivable from related party	108,777	—
Audit fees due from related party	15,000	—
Other assets due from related party	13,495	—
Total Assets	$484,830	$1,000
Liabilities
Organizational costs payable to related party	$230,007	$—
Offering costs payable to related party	116,551	—
Directors' fees payable to related party	108,777	—
Audit fees payable to related party	15,000	—
Other liabilities payable to related party	13,495	—
Total Liabilities	$483,830	$—
Commitments and Contingencies (Note 5)
Member’s Capital
Units (10 units issued and outstanding, respectively)	1,000	1,000
Total Member’s Capital	$1,000	$1,000
Total Liabilities and Member’s Capital	$484,830	$1,000
Net Asset Value Per Unit (accrual base)	$100.00	$100.00

The accompanying notes are an integral part of these financial statements.

TCW SPECIALTY LENDING IX LLC

Statements of Operations (Unaudited)

September 30, 2026

	For the three months ended September 30, 2026	For the period from March 10, 2026 (Inception) to September 30, 2026
Expenses
Organizational costs	$—	$230,007
Directors’ fees	62,202	108,777
Audit fees	15,000	15,000
Printing expenses	9,285	9,285
Other expenses	706	4,210
Total expenses	87,193	367,279
Expenses reimbursed by the Investment Adviser	(87,193)	(367,279)
Net investment income	$—	$—
Net increase in Member’s Capital from operations	$—	$—

The accompanying notes are an integral part of these financial statements.

TCW SPECIALTY LENDING IX LLC

Statements of Changes in Member's Capital (Unaudited)

September 30, 2026

Total Member's Capital
Member’s Capital at March 10, 2026 (Inception)	$1,000
Contributions	—
Total Increase in Member’s Capital Resulting from Capital Activity	—
Total Increase in Member’s Capital for the period from March 10, 2026 (Inception) to June 30, 2026	—
Member’s Capital at June 30, 2026	1,000
Total Increase in Member’s Capital Resulting from Capital Activity	—
Total Increase in Member’s Capital for the three months ended September 30, 2026	—
Member’s Capital at September 30, 2026	$1,000

The accompanying notes are an integral part of these financial statements.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited)

September 30, 2026

1.
Organization and Basis of Presentation

Organization: TCW Specialty Lending IX LLC (the “Company” or “Fund IX”) was formed as a Delaware limited liability company on January 5, 2026. The Company expects to conduct a private offering of its common limited liability company units (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On March 10, 2026 (“Inception Date”), the Company sold and issued 10 Units at an aggregate purchase price of $1,000 to TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. (“TCW”). As of September 30, 2026, no investment operations have occurred other than the sale of the Units to TAMCO.

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

The Company anticipates commencing its loan origination and investment activities on the date it issues Units to persons not affiliated with the Company’s adviser (the “Initial Closing Date”). The Company expects the Initial Closing Date to occur in the fourth quarter of 2026.

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

The Company commenced operations during the first quarter of fiscal year 2026, but did not have any investment activity during the period from March 10, 2026 (Inception) to September 30, 2026.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The statement of cash flows has not been included as there was minimal cash activity during the period from March 10, 2026 (Inception) to September 30, 2026. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Member’s Capital at the end of the period during which the Units will be offered (the “Closing Period”). The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. If the initial offering is not successful, the organizational and offering costs will be borne by the Adviser or its affiliates. As there has been no formal commitment of external capital as of September 30, 2026, all such costs have either been deferred or are receivables from TAMCO. For the three months ended September 30, 2026 and the period from March 10, 2026 (Inception) to September 30, 2026, the Company has incurred $0 and $230,007, respectively, of organizational costs, all of which are currently reimbursable from the Adviser (as defined in Note 3). As of September 30, 2026, the Company had $116,551 of deferred offering costs which will be charged to Member's Capital at the end of the Closing Period.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

2.
Significant Accounting Policies (Continued)

Directors’ Fees: Fees payable to the Company’s directors are expensed as incurred. For the three months ended September 30, 2026 and the period from March 10, 2026 (Inception) to September 30, 2026, the Company has incurred $62,202 and $108,777, respectively, of directors’ fees, all of which are currently reimbursable from the Adviser.

Audit Fees: Fees payable for assurance services provided by the Company’s auditors are expensed as incurred. For the three months ended September 30, 2026 and the period from March 10, 2026 (Inception) to September 30, 2026, the Company has incurred $15,000 and $15,000, respectively, of audit fees, all of which are currently reimbursable from the Adviser.

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

Recent Accounting Pronouncements: In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to provide certain related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

3.
Agreements and Related Party Transactions (Continued)

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

For the three months ended September 30, 2026 and the period from March 10, 2026 (Inception) to September 30, 2026, no Management Fees have been incurred.

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

For the three months ended September 30, 2026 and the period from March 10, 2026 (Inception) to September 30, 2026, no Incentive Fees have been incurred.

Administrative Agreement: The Company will enter into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with BDC and RIC rules, monitor the payment of the Company’s expenses, oversee the performance of administrative and professional services rendered to the Company by others, be responsible for the financial and other records that the Company is required to maintain, prepare and disseminate reports to the Company’s Unitholders and reports and other materials to be filed with the SEC or other regulators, assist the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value, oversee the preparation and filing of the Company’s tax returns, generally oversee the payment of the Company’s expenses and provide such other services as the Administrator, subject to review of the board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

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

September 30, 2026

3.
Agreements and Related Party Transactions (Continued)

Expenses: Subject to the Company Expenses Limitation (as defined below), the Company and indirectly our Unitholders, shall bear and be responsible for all costs, expenses and liabilities, other than the Adviser Operating Expenses (as defined below, which shall be borne by the Adviser), in connection with the organization, operations, administration and transactions or potential transactions of the Company (“Company Expenses”). Company Expenses shall include, without limitation: (a) organizational expenses and expenses associated with the issuance of the Units and organizational expenses of a related entity organized and managed by TCW as a feeder fund for the Company and issuance of interests therein; (b) expenses of calculating the Company’s net asset value (“NAV”) (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Adviser or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners and other similar professionals; provided that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with the Company’s reporting and compliance obligations under the 1940 Act, Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance the Company’s investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Units and other securities; (h) Management Fees and Incentive Fees; (i) administrator fees and expenses payable under the Administration Agreement, including payments based upon our allocable portion of the Administrator's overhead in performing its obligations, provided that any such fees payable to the Administrator shall be limited to what a qualified third party would charge to perform substantially similar services; (j) transfer agent, sub-administration and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Units to the extent not borne by the relevant transferring Unitholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes and other governmental charges assessed against the Company; (n) Independent Directors’ fees and expenses and the costs associated with convening a meeting of the board of directors or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Unitholders or holders of any preferred units, as well as compensation of investor relations professionals responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Unitholders, including printing and mailing costs; (q) costs and expenses related to the preparation of the Company’s financial statements and tax returns; (r) the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to the Company; (u) compensation of other third party professionals to the extent they are devoted to preparing the Company’s financial statements or tax returns or providing similar “back office” financial services to the Company; (v) Adviser costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for the Company, monitoring the Company’s investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to the Company, including in each case services with respect to the proposed purchase or sale of securities by the Company that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying our operating agreement (the “LLC Agreement”) or Advisory Agreement or related documents of the Company or related entities; (aa) fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of the Company or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering the Company’s business.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

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

4.
Member's Capital

As of September 30, 2026, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO. No deemed distributions and contributions were processed during the three months ended September 30, 2026 or the period from March 10, 2026 (Inception) to September 30, 2026.

TCW SPECIALTY LENDING IX LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2026

5.
Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

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

6.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in member's capital from operations and changes in member's capital from Company Unit transactions, consistent with that presented within the accompanying financial statements to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Statements of Assets and Liabilities as member's capital, which consists of cash.

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
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Company's Amended Registration Statement on Form 10-12G/A that we filed with the SEC on March 19, 2026 and in this report.

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

We anticipate commencing our loan origination and investment activities on the date we issue Units to persons not affiliated with the Adviser, which we refer to as the “Initial Closing Date.” We expect the Initial Closing Date to occur in the fourth quarter of 2026.

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

As of September 30, 2026, we were in the development stage and have not commenced investment operations. Since inception, there has been no investment activity. TCW Asset Management Company LLC (“TAMCO”), an affiliate of the TCW Group, Inc. has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. As of September 30, 2026, our efforts have been limited to organizational activities, the costs of which have been borne by the Adviser and its affiliates. We have agreed to repay the Adviser and its affiliates for organizational and offering expenses incurred up to a maximum amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company, in connection with the offering of the Units through the Closing Period, upon receipt of a formal commitment of external capital. If the initial offering is not successful, the Adviser or its affiliates will incur such costs. As there has been no formal commitment of external capital as of the date of issuance of these financial statements, no such costs have been borne by us.

We commenced operations during the first quarter of fiscal year 2026, but we did not have any investment activity and minimal cash activity during the period from March 10, 2026 (Inception) to September 30, 2026.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are accumulated and will be charged directly to Member’s Capital at the end of the period during which the Units will be offered (the “Closing Period”). We will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Units (the “Commitments”) of the Company for organization and offering costs in connection with the offering of the Units through the Closing Period. For the three months ended September 30, 2026 and the period from March 10, 2026 (Inception) to September 30, 2026 we have incurred $0 and $0.2 million of organizational costs, respectively, all of which are currently reimbursable from the Adviser. As of September 30, 2026, we had $0.1 million of deferred offering costs which will be charged to member's capital at the end of the Closing Period.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2026, we are in the development stage and have not commenced investment operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. As of September 30, 2026, we have not commenced investment activity and there has been no lending or borrowing activity since inception.

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

TCW SPECIALTY LENDING IX LLC
Date: November 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: November 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer